Form 10-K
period 1997-12-31
GOVERNMENT TRUST G1
filed 1998-09-23
CIK 870495

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal year ended December 31, 1997


GOVERNMENT TRUST  G-1
(Exact name of Registrant as specified
in its governing instrument)

State or other jurisdiction of incorporation:
           New York
Commission File Number:
           0-18978
IRS Employer Identification No.:
           13-6963453

c/o The Chase Manhattan Bank
Corporate Trustee Administration
450 West 33rd Street
New York, New York  10001
(212) 946-8608
_________________________
(Address, including zip code, and telephone number of principal executive offices )

Securities Registered Pursuant to Section 12(g) of the Act :

Zero Coupon Certificates, Class G-1
( Title of Class )

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ) , and (2) has been subject to such filing requirements for the past 90 days.
Yes      X            No

DOCUMENTS INCORPORATED BY REFERENCE

Semiannual Report as of May 15, 1997   Exhibit B

Semiannual Report as of November 17, 1997    Exhibit C

Annual Report as of March 31, 1998        Exhibit D

Part  I

Item  1. Business

                Not Applicable .

Item  2. Properties .

                See list of assets set forth in Exhibit A.

Item  3. Legal  Proceedings.

                None

Item  4. Submission  of  Matters to a Vote of  Security  Holders.

                None

PART  II

Item  5. Market  for  Registrant's  Common  Equity  and  Related
                Stockholder Matters .

                (a) Market  Information .

                Certificates are not traded on any market or exchange.

                (b) Holders .

                The number of registered holders for Zero Coupon
                Certificates, Class G-1 on December 31, 1997 was 8.

                (c) Dividends .

                $9,807,000.00 distributed to holders for Zero Coupon Certificates, Class G-1on May 15, 1997.

                $9,803,000.00 distributed to holders for Zero Coupon Certificates, Class G-1 on November 17, 1997.

Item  6.      Selected  Financial  Data

                Not  Applicable.

Item  7.      Management's  Discussion  and  Analysis  of  Financial
                Condition  and  Results  of  Operations .

                Not  Applicable.

Item  8. Financial Statements and Supplementary Data.

                Not  Applicable .

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Not Applicable.

PART  III

Item  10.       Directors and Executive Officers of  the Registrant.

                Not  Applicable.

Item  11.       Executive  Compensation .

                Not  Applicable.

Item  12 .      Security  Ownership of Certain Beneficial Owners and
                Management

                (a) Security ownership of certain beneficial owners.
______________________________________________________________________________

(1) Title of    (2)  Name  and        (3) Amount and     (4) Percent
Class           address               nature  of         of class
                of  benefi-           Beneficial
                cial  owner           ownership
______________________________________________________________________________

Current  Coupon  Cede & Co.           $339,692,000       99.85%
Certificates,    P.O. Box 20
Class  G-1     Bowling Green Station
                 New York, NY 10004
_______________________________________________________________________________

                (b) Security  ownership of  management

                Not  Applicable.

                (c) Changes  in  control.

                Not  Applicable.

Item  13.       Certain  Relationships  and  Related  Transactions.

                (a) Transactions  with  management  and  others.

                Not  Applicable.

                (b) Certain business relationships.

                Not  Applicable .

                (c) Indebtedness of management .

                Not  Applicable .

                (d) Transactions  with  promoters.

                Not  Applicable .

PART  IV

Item  14.       Exhibits, Financial Schedules, Reports on Form 8-K.

                (a) The following is a list of documents filed as part of this report :

                Exhibit                   Document
                   A                      List  of  Assets  held
                                          by  Trust  on
                                          December 31, 1997

                   B                      Semiannual Report
                                          as of May 15, 1997

                   C                      Semiannual Report as
                                          of November 17, 1997

                   D                      Annual Report as of
                                          March 31, 1998

                (b) Not  applicable

                (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government  Trust  G-1
(Registrant)

By : ______Dennis Kildea_______
       Assistant Vice President

Date :   March 31,  1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______Marcus Gustafson______
            Vice President


Date :      March 31, 1998


By : ______Dennis Kildea________
       Assistant Vice President


Date :      March 31, 1998

Exhibit  A

GOVERNMENT  TRUST  G-1

U. S. Government  Securities

Maturity                 Par Amount                   Coupon

May 15, 1998                      722,000                    0.0000
November 15, 1998               2,082,000                    0.0000
May 15, 1999                    2,137,000                    0.0000
November 15, 1999               1,831,000                    0.0000
May 15, 2000                    1,776,000                    0.0000
November 15, 2000               1,720,000                    0.0000
May 15, 2001                    1,016,000                    0.0000
November 15, 2001                 953,000                   15.7500
May 15, 2002                    1,003,000                    0.0000
November 15, 2002                 979,000                    0.0000
May 15, 2003                      953,000                    0.0000
November 15, 2003                 936,000                    0.0000
May 15, 2004                    1,285,000                    0.0000
November 15, 2004               1,543,000                   11.6250
May 15, 2005                    1,576,000                   12.0000
November 15, 2005               1,615,000                    0.0000
May 15, 2006                    1,559,000                    0.0000
November 15, 2006               1,503,000                    0.0000
May 15, 2007                    1,311,000                    0.0000
November 15, 2007                 933,000                    0.0000
May 15, 2008                      679,000                    0.0000
November 15, 2008                 654,000                    0.0000
May 15, 2009                      301,000                    0.0000
November 15, 2009                 189,000                    0.0000
May 15, 2010                      182,000                    0.0000
November 15, 2010                 177,000                    0.0000
May 15, 2011                       69,000                    0.0000
November 15, 2011                 402,000                    0.0000
May 15, 2012                      683,000                    0.0000


The  Hellenic Republic of Greece G-1  Note

Principal  Amount               Rate  of
Outstanding                     Interest                     Due Date

216,687,077.28                  9.0572%                      May 15, 2012

Exhibit B

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Trust G-1 Zero Coupon Certificates
(Hellenic Republic of Greece FMS Refinancing )

            and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 15, 1997, the aggregate amount distributed to the Holders was $9,807,000.00. The portions thereof allocable to principal and interest payments on the Related Note(s) was $8,825,704.38 and to payments from the Related Securities Trust was $981,295.62.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $350,016,000.00.

iii. The unpaid principal amount of the Related Note(s) following such distribution is $ 216,687,077.28.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the

Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust in respect of such Certificate Payment Date in the amount of $480.50.

No Payment Default has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.


By: __________________

           Dennis Kildea
           Trust Officer

Report dated as of May 15, 1997
(Tax ID No. 13-6963453)

Exhibit C

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Trust G-1 Zero Coupon Certificates
(Hellenic Republic of Greece FMS Refinancing)

           and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On November 17, 1997, the aggregate amount distributed to the Holders was

$9,803,000.00. The portions thereof allocable to principal and interest payments on the Related Note(s) was $8,821,704.38 and to payments from the Related Securities Trust was $981,295.62.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $340,213,000.00.

iii. The unpaid principal amount of the Related Note(s) following such distribution is $216,687,077.28.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust in respect of such Certificate Payment Date by $4,480.50.

No Payment Default  has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.


By: __________________
           Dennis Kildea
       Trust Officer

Report dated as of November 17, 1997
(Tax ID No. 13-6963453)

Exhibit D

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
-  Government Trust G-1 Zero Coupon Certificates, Class G-1
    (Hellenic Republic of Greece FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 1997, $19,610,000.00 aggregate amount was distributed to the holders of the Zero Coupon Certificates and this amount is allocable as follows:
a. 90% from interest payments made on the Hellenic Republic of Greece Promissory Note on May 1, 1997 and November 3, 1997.
b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 1997 and November 17, 1997.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $340,213,000.00.

iii. The unpaid principal amount of the Hellenic Republic of Greece Promissory Notes following the May 15, 1996 and November 15, 1996 distributions is $216,687,077.28.

iv. The sum of the amount referred to in (i), above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was not less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Dates plus the payment received by the Trustee from the Related Securities Trust in respect of such Certificate Payment Dates.

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 1997 and November 17, 1997 Certificate Payment Dates. There have been no payments under the Guaranty with respect to the May 1, 1997 and November 3, 1997 Note
Payment Dates next preceding the May 15, 1997 and November 17, 1997 Certificate Payment Dates. To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of January 15, 1991.

By ___________________________
         Dennis Kildea
    Assistant Vice President
Report dated as of  March 31, 1998
Tax I.D. No. 13-6963453

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Chase Manhattan Bank, as Trustee of
  Government Trust G-1:

We have audited the accompanying Distribution Report of Government Trust G-1 as of December 31, 1997 and for the year then ended. The Distribution Report is the responsibility of the Trustee. Our responsibility is to express an opinion on the Distribution Report based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Distribution Report is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Distribution Report. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Distribution Report presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to Zero Coupon Certificate holders, the aggregate amount of Zero Coupon Certificates outstanding, the unpaid principal amount of the Promissory Note and funds in excess of amounts distributed of Government Trust G-1 as of December 31, 1997 and for the year then ended, in conformity with generally accepted accounting principles.


New York, New York
March 31, 1998

GOVERNMENT TRUST G-1

DECEMBER 31, 1997 DISTRIBUTION REPORT


I. During the year ended December 31, 1997, $19,610,000 was distributed to the holders of the Trust's Zero Coupon Certificates. This amount was attributable to:

    a. Approximately 90% from payments made on the Hellenic Republic of Greece's Promissory Note and

    b. Approximately 10% from cash receipts relating to United States Treasury Securities in the Securities Trust.

II. The aggregate amount of Zero Coupon Certificates issued by the Trust and outstanding on December 31, 1997 was $340,213,000.

III.The unpaid principal amount of the Hellenic Republic of Greece's
    Promissory Note on December 31, 1997 was $216,687,077.

IV. The amount distributed to the holders of the Trust's Zero Coupon Certificates, as set forth in (I) above, together with the Trustee's fees and expenses, was equal to the sum of (a) the amounts paid by the Hellenic Republic of Greece on its Promissory Note during 1997 and
    (b) the payments received by the Trustee from the Securities Trust during 1997. There were no remaining funds in the Trust as of December 31, 1997.


The accompanying notes are an integral part of this report.

GOVERNMENT TRUST G-1

NOTES TO DISTRIBUTION REPORT


NOTE A - ORGANIZATION AND OPERATION

Government Trust G-1 (the "Trust") was formed in January, 1991 by The Chase Manhattan Bank, as Trustee, to issue Zero Coupon Certificates (see Note B), the proceeds of which were used to loan funds to the Hellenic Republic of Greece (the "Borrower," see Note C) and to purchase a beneficial interest in a government securities trust (the "Securities Trust"), for which The Chase Manhattan Bank also acts as Trustee. The Trust was created for the limited purpose of conducting transactions related to the Zero Coupon Certificates, the Borrower's Promissory Note and the Securities Trust.

All capitalized terms used in this Distribution Report not defined herein are used as defined in the Trust's Declaration of Trust dated as of January 15, 1991.

NOTE B - G-1 ZERO COUPON CERTIFICATES

The Trust's Zero Coupon Certificates (the "Zero Coupon Certificates") represent an undivided fractional interest in the Trust. Holders of the Zero Coupon Certificates are entitled to semi-annual distributions on May 15 and November 15. The Trust is required to distribute to the Zero Coupon Certificate holders from funds held by the Trust, amounts equal to 90% of the principal and interest required to be paid by the Borrower on its Promissory Note (see Note C) and payments from the Securities Trust, less amounts paid to the Trustee for periodic fees and expenses. The government securities in the Securities Trust held for the benefit of the Trust consist of U.S. Treasury Securities and are projected to provide the Trust, on or before each Zero Coupon Certificate Payment Date, with funds equal to at least 10% of the principal and interest due on the Borrower's Promissory
Note on that Zero Coupon Certificate Payment Date.

(continued on next page)

Amortization of the outstanding Zero Coupon Certificate principal of $340,213,000 at December 31, 1997 is scheduled as follows:

Payment Date                          Amount
___________                          _______

May 15, 1998                        9,807,000
November 15, 1998                  23,410,000
May 15, 1999                       23,954,000
November 15, 1999                  20,899,000
May 15, 2000                       20,343,000
November 15, 2000                  19,776,000
May 15, 2001                       12,748,000
November 15, 2001                  12,120,000
May 15, 2002                       11,874,000
November 15, 2002                  11,617,000
May 15, 2003                       11,372,000
November 15, 2003                  11,183,000
May 15, 2004                       14,685,000
November 15, 2004                  17,264,000
May 15, 2005                       16,711,000
November 15, 2005                  16,141,000
May 15, 2006                       15,590,000
November 15, 2006                  15,019,000
May 15, 2007                       13,110,000
November 15, 2007                   9,308,000
May 15, 2008                        6,792,000
November 15, 2008                   6,526,000
May 15, 2009                        3,013,000
November 15, 2009                   1,866,000
May 15, 2010                        1,825,000
November 15, 2010                   1,753,000
May 15, 2011                          688,000
November 15, 2011                   4,006,000
May 15, 2012                        6,813,000
                                    ________
                                 $340,213,000

NOTE C - PROMISSORY NOTE

Interest at 9.0572% is payable by the Borrower on its Promissory Note semi-annually on each Note Payment Date, which is the tenth business day before a Zero Coupon Certificate Payment Date (see Note B). Principal payments on the Promissory Note commence on November 11, 1998 and are payable on the same basis as interest payments.

The United States of America, acting through the Defense Security Assistance Agency of the Department of Defense, has guaranteed the punctual payment of 90% of the principal and interest due on the Promissory Note.

The Borrower is required to remit to the Trust 100% of the principal and interest due on its Promissory Note. However, to the extent that the total of (a) payments from the Borrower on its Promissory Note, (b) any payments received by the Trust with respect to the Defense Security Assistance Agency's Guaranty and (c) payments received by the Trust from the Securities Trust, less (d) amounts paid by the Trust to the Trustee for periodic fees and expenses, exceed the required Zero Coupon Certificate Payment, the excess is to be returned to the Borrower.