Form 10-K
period 1998-12-31
GOVERNMENT TRUST G1
filed 1999-04-02
CIK 870495

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal year ended December 31, 1998


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

DOCUMENTS INCORPORATED BY REFERENCE

Semiannual Report as of May 15, 1998   Exhibit B

Semiannual Report as of November 16, 1998    Exhibit C

Annual Report as of March 31, 1999        Exhibit D

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

                (b) Holders .

                The number of registered holders for Zero Coupon
                Certificates, Class G-1 on December 31, 1998 was 8.

                (c) Dividends .

                $9,807,000.00 distributed to holders for Zero Coupon Certificates, Class G-1 on May 15, 1998.

                $23,410,000.00 distributed to holders for Zero Coupon Certificates, Class G-1 on November 16, 1998.

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

                Not  Applicable.

Item  12 .      Security  Ownership of Certain Beneficial Owners and
                Management

                (a) Security ownership of certain beneficial owners.
______________________________________________________________________________

(1) Title of    (2)  Name  and        (3) Amount and     (4) Percent
Class           address               nature  of         of class
                of  benefi-           Beneficial
                cial  owner           ownership
______________________________________________________________________________

Current  Coupon  Cede & Co.           $305,860,000       99.63%
Certificates,    P.O. Box 20
Class  G-1     Bowling Green Station
                 New York, NY 10004
______________________________________________________________________________

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

                (a) The following is a list of documents filed as part of this report :

                Exhibit                   Document
                   A                      List  of  Assets  held
                                          by  Trust  on
                                          December 31, 1998

                   B                      Semiannual Report
                                          as of May 15, 1998

                   C                      Semiannual Report as
                                          of November 16, 1998

                   D                      Annual Report as of
                                          March 31, 1999

                (b) Not  applicable

                (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government  Trust  G-1
(Registrant)

By : ______Dennis Kildea_______
       Assistant Vice President

Date :   March 31,  1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______Andrew  Taylor______
           Vice President


Date :      March 31, 1999


By : ______Dennis Kildea________
       Assistant Vice President


Date :      March 31, 1999

Exhibit  A

GOVERNMENT  TRUST  G-1

U. S. Government  Securities

Maturity                 Par Amount                   Coupon

May 15, 1999                    2,137,000                    0.0000
November 15, 1999               1,831,000                    0.0000
May 15, 2000                    1,776,000                    0.0000
November 15, 2000               1,720,000                    0.0000
May 15, 2001                    1,016,000                    0.0000
November 15, 2001                 953,000                   15.7500
May 15, 2002                    1,003,000                    0.0000
November 15, 2002                 979,000                    0.0000
May 15, 2003                      953,000                    0.0000
November 15, 2003                 936,000                    0.0000
May 15, 2004                    1,285,000                    0.0000
November 15, 2004               1,543,000                   11.6250
May 15, 2005                    1,576,000                   12.0000
November 15, 2005               1,615,000                    0.0000
May 15, 2006                    1,559,000                    0.0000
November 15, 2006               1,503,000                    0.0000
May 15, 2007                    1,311,000                    0.0000
November 15, 2007                 933,000                    0.0000
May 15, 2008                      679,000                    0.0000
November 15, 2008                 654,000                    0.0000
May 15, 2009                      301,000                    0.0000
November 15, 2009                 189,000                    0.0000
May 15, 2010                      182,000                    0.0000
November 15, 2010                 177,000                    0.0000
May 15, 2011                       69,000                    0.0000
November 15, 2011                 402,000                    0.0000
May 15, 2012                      683,000                    0.0000


The  Hellenic Republic of Greece G-1  Note

Principal  Amount               Rate  of
Outstanding                     Interest                     Due Date

203,079,077.28                  9.0572%                      May 15, 2012

Exhibit B

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Trust G-1 Zero Coupon Certificates
(Hellenic Republic of Greece FMS Refinancing )

            and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 15, 1998, the aggregate amount distributed to the Holders was $9,807,000.00. The portions thereof allocable to principal and interest payments on the Related Note(s) was $8,825,704.38 and to payments from the Related Securities Trust was $981,295.62.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $330,406,000.00.

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


By: __________________

           Dennis Kildea
      Assistant Vice President

Report dated as of May 15, 1998
(Tax ID No. 13-6963453)

Exhibit C

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Trust G-1 Zero Coupon Certificates
(Hellenic Republic of Greece FMS Refinancing)

           and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On November 16, 1998, the aggregate amount distributed to the Holders was

$23,410,000.00. The portions thereof allocable to principal and interest payments on the Related Note(s) was $21,068,704.37 and to payments from the Related Securities Trust was $2,341,295.63.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $306,996,000.00.

iii. The unpaid principal amount of the Related Note(s) following such distribution is $203,079,077.28.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust in respect of such Certificate Payment Date by $4,680.51.

No Payment Default  has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.


By: __________________
           Dennis Kildea
    Assistant Vice President

Report dated as of November 16, 1998
(Tax ID No. 13-6963453)

Exhibit D

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
-  Government Trust G-1 Zero Coupon Certificates, Class G-1
    (Hellenic Republic of Greece FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 1998, $33,217,000.00 aggregate amount was distributed to the holders of the Zero Coupon Certificates and this amount is allocable as follows:
a. 90% from interest payments made on the Hellenic Republic of Greece Promissory Note on May 1, 1998 and November 2, 1998.
b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 1998 and November 16, 1998.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $306,996,000.00.

iii. The unpaid principal amount of the Hellenic Republic of Greece Promissory Notes following the May 15, 1998 and November 16, 1998 distributions is $203,079,077.28.

iv. The sum of the amount referred to in (i), above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Dates plus the payment received by the Trustee from the Related Securities Trust in respect of such Certificate Payment Dates in the amount of $5,161.01

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 1998 and November 16, 1998 Certificate Payment Dates. There have been no payments under the Guaranty with respect to the May 1, 1998 and November 2, 1998 Note
Payment Dates next preceding the May 15, 1998 and November 16, 1998 Certificate Payment Dates. To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of January 15, 1991.

By ___________________________
         Dennis Kildea
    Assistant Vice President
Report dated as of  March 31, 1999
Tax I.D. No. 13-6963453

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Chase Manhattan Bank, as Trustee of
  Government Trust G-1:

We have audited the accompanying Distribution Report of Government Trust G-1 as of December 31, 1998 and for the year then ended. The Distribution Report is the responsibility of the Trustee. Our responsibility is to express an opinion on the Distribution Report based on our audit.

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

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to Zero Coupon Certificate holders, the aggregate amount of Zero Coupon Certificates outstanding, the unpaid principal amount of the Promissory Note and funds in excess of amounts distributed of Government Trust G-1 as of December 31, 1998 and for the year then ended, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

New York, New York
March 31, 1999

GOVERNMENT TRUST G-1

DECEMBER 31, 1998 DISTRIBUTION REPORT


I. During the year ended December 31, 1998, $33,217,000 was distributed to the holders of the Trust's Zero Coupon Certificates. This amount was attributable to:

    a. Approximately 90% from payments made on the Hellenic Republic of Greece's Promissory Note and

    b. Approximately 10% from cash receipts relating to United States Treasury Securities in the Securities Trust.

II. The aggregate amount of Zero Coupon Certificates issued by the Trust and outstanding on December 31, 1998 was $306,996,000.

III.The unpaid principal amount of the Hellenic Republic of Greece's
    Promissory Note on December 31, 1998 was $203,079,077.28.

IV. The amount distributed to the holders of the Trust's Zero Coupon Certificates, as set forth in (I) above, together with the Trustee's fees and expenses, was equal to the sum of (a) the amounts paid by the Hellenic Republic of Greece on its Promissory Note during 1998 and
    (b) the payments received by the Trustee from the Securities Trust during 1998. There were no remaining funds in the Trust as of December 31, 1998.


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

(continued on next page)

Amortization of the outstanding Zero Coupon Certificate principal of $306,996,000 at December 31, 1998 is scheduled as follows:

Payment Date                          Amount
___________                          _______

May 15, 1999                       23,954,000
November 15, 1999                  20,899,000
May 15, 2000                       20,343,000
November 15, 2000                  19,776,000
May 15, 2001                       12,748,000
November 15, 2001                  12,120,000
May 15, 2002                       11,874,000
November 15, 2002                  11,617,000
May 15, 2003                       11,372,000
November 15, 2003                  11,183,000
May 15, 2004                       14,685,000
November 15, 2004                  17,264,000
May 15, 2005                       16,711,000
November 15, 2005                  16,141,000
May 15, 2006                       15,590,000
November 15, 2006                  15,019,000
May 15, 2007                       13,110,000
November 15, 2007                   9,308,000
May 15, 2008                        6,792,000
November 15, 2008                   6,526,000
May 15, 2009                        3,013,000
November 15, 2009                   1,866,000
May 15, 2010                        1,825,000
November 15, 2010                   1,753,000
May 15, 2011                          688,000
November 15, 2011                   4,006,000
May 15, 2012                        6,813,000
                                    ________
                                 $306,996,000

NOTE C - PROMISSORY NOTE

Interest at 9.0572% is payable by the Borrower on its Promissory Note semi-annually on each Note Payment Date, which is the tenth business day before a Zero Coupon Certificate Payment Date (see Note B). Principal payments on the Promissory Note commence on November 2, 1998 and are payable on the same basis as interest payments.

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