Form 10-K
period 2000-12-31
GOVERNMENT TRUST G1
filed 2001-03-29
CIK 870495

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For fiscal year ended December 31, 2000

GOVERNMENT TRUST  G-1
(Exact name of Registrant as specified
in its governing instrument)

State or other jurisdiction of incorporation:
           New York
Commission File Number:
           0-18978
IRS Employer Identification No.:
           13-6963453

c/o J. P. Morgan Chase
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
Yes      X            No

DOCUMENTS INCORPORATED BY REFERENCE

Semiannual Report as of May 15, 2000	Exhibit B

Semiannual Report as of November 15, 2000    Exhibit C

Annual Report as of March 29, 2001        Exhibit D

Part  I

Item  1.	Business

                Not Applicable .

Item  2.	Properties .

                See list of assets set forth in Exhibit A.

Item  3.	Legal  Proceedings.

                None

Item  4.	Submission  of  Matters to a Vote of  Security  Holders.

                None

PART  II

Item  5.	Market  for  Registrant's  Common  Equity  and  Related
                Stockholder Matters .

                (a) Market  Information .

                Certificates are not traded on any market or exchange.

                (b) Holders .

                The number of registered holders for Zero Coupon
                Certificates, Class G-1 on December 31, 2000 was 1.

                (c) Dividends .

                $20,343,000.00 distributed to holders for Zero Coupon Certificates, Class G-1 on May 15, 2000.

                $19,776,000.00 distributed to holders for Zero Coupon Certificates, Class G-1 on November 15, 2000.

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

                Not  Applicable.

Item  12 .      Security  Ownership of Certain Beneficial Owners and
                Management

                (a) Security ownership of certain beneficial owners.
______________________________________________________________________________

(1) Title of    (2)  Name  and        (3) Amount and     (4) Percent
Class           address               nature  of         of class
                of  benefi-           Beneficial
                cial  owner           ownership
______________________________________________________________________________

Current  Coupon  Cede & Co.           $222,024,000       100.00%
Certificates,    P.O. Box 20
Class  G-1 	 Bowling Green Station
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

                Not  Applicable.

                (b) Certain business relationships.

                Not  Applicable .

                (c) Indebtedness of management .

                Not  Applicable .

                (d) Transactions  with  promoters.

                Not  Applicable .

PART  IV

Item  14.       Exhibits, Financial Schedules, Reports on Form 8-K.

                (a) The following is a list of documents filed as part of this report :

                Exhibit                   Document
                   A	                  List  of  Assets  held
                                          by  Trust  on
                                          December 31, 2000

                   B                      Semiannual Report
                                          as of May 15, 2000

                   C                      Semiannual Report as
                                          of November 15, 2000

                   D                      Annual Report as of
                                          March 29, 2001

                (b) Not  applicable

                (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government  Trust  G-1
(Registrant)

By : ______Dennis Kildea_______
       Assistant Vice President

Date :   March 29,  2001

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______Andrew  Taylor______
           Vice President


Date :      March 29, 2001


By : ______Dennis Kildea________
       Assistant Vice President


Date :      March 29, 2001

Exhibit  A

GOVERNMENT  TRUST  G-1

U. S. Government  Securities

Maturity	                Par Amount                   Coupon

May 15, 2001                    1,016,000                    0.0000
November 15, 2001                 953,000                   15.7500
May 15, 2002                    1,003,000                    0.0000
November 15, 2002                 979,000                    0.0000
May 15, 2003                      953,000                    0.0000
November 15, 2003                 936,000                    0.0000
May 15, 2004                    1,285,000                    0.0000
November 15, 2004               1,543,000                   11.6250
May 15, 2005                    1,576,000                   12.0000
November 15, 2005               1,615,000                    0.0000
May 15, 2006                    1,559,000                    0.0000
November 15, 2006               1,503,000                    0.0000
May 15, 2007                    1,311,000                    0.0000
November 15, 2007                 933,000                    0.0000
May 15, 2008                      679,000                    0.0000
November 15, 2008                 654,000                    0.0000
May 15, 2009                      301,000                    0.0000
November 15, 2009                 189,000                    0.0000
May 15, 2010                      182,000                    0.0000
November 15, 2010                 177,000                    0.0000
May 15, 2011                       69,000                    0.0000
November 15, 2011                 402,000                    0.0000
May 15, 2012                      683,000                    0.0000






The  Hellenic Republic of Greece G-1  Note

Principal  Amount               Rate  of
Outstanding                     Interest                     Due Date

151,177,077.28                  9.0572%                      May 15, 2012

Exhibit B

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Trust G-1 Zero Coupon Certificates
(Hellenic Republic of Greece FMS Refinancing )

            and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 15, 2000, the aggregate amount distributed to the Holders was $20,343,000.00. The portions thereof allocable to principal and interest payments on the Related Note(s) was $18,307,704.37 and to payments from the Related Securities Trust was $2,035,295.63.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $241,800,000.00.

iii. The unpaid principal amount of the Related Note(s) following such distribution is $ 163,556,077.28.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust in respect of such Certificate Payment Date in the amount of $594.71.

No Payment Default has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.


By:	__________________
           Dennis Kildea
      Assistant Vice President

Report dated as of May 15, 2000
(Tax ID No. 13-6963453)

Exhibit C

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Trust G-1 Zero Coupon Certificates
(Hellenic Republic of Greece FMS Refinancing)

           and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On November 15, 2000, the aggregate amount distributed to the Holders was $19,776,000.00. The portions thereof allocable to principal and interest payments on the Related Note(s) was $17,796,704.37 and to payments from the Related Securities Trust was $1,979,295.63.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $222,024,000.00.

iii. The unpaid principal amount of the Related Note(s) following such distribution is $151,177,077.28.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust in respect of such Certificate Payment Date by $6,427.10.

No Payment Default  has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.


By:	__________________
           Dennis Kildea
	Assistant Vice President

Report dated as of November 15, 2000
(Tax ID No. 13-6963453)

Exhibit D

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
-  Government Trust G-1 Zero Coupon Certificates, Class G-1
    (Hellenic Republic of Greece FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 2000, $40,119,000.00 aggregate amount was distributed to the holders of the Zero Coupon Certificates and this amount is allocable as follows:
a. 90% from interest payments made on the Hellenic Republic of Greece Promissory Note on May 1, 2000 and November 1, 2000.
b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 2000 and November 15, 2000.

ii. The aggregate initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $222,024,000.00.

iii. The unpaid principal amount of the Hellenic Republic of Greece Promissory Notes following the May 15, 2000 and November 15, 2000 distributions is $151,177,077.28.

iv. The sum of the amount referred to in (i), above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Dates plus the payment received by the Trustee from the Related Securities Trust in respect of such Certificate Payment Dates in the amount of $7,021.81

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 2000 and November 15, 2000 Certificate Payment Dates. There have been no payments under the Guaranty with respect to the May 1, 2000 and November 1, 2000 Note
Payment Dates next preceding the May 15, 2000 and November 15, 2000 Certificate Payment Dates. To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of January 15, 1991.

By ___________________________
         Dennis Kildea
    Assistant Vice President
Report dated as of  March 29, 2001
Tax I.D. No. 13-6963453

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Chase Manhattan Bank, as Trustee of
  Government Trust G-1:

We have audited the accompanying Distribution Report of Government Trust G-1 as of December 31, 2000 and for the year then ended. The Distribution Report is the responsibility of the Trustee. Our responsibility is to express an opinion on the Distribution Report based on our audit.

The Distribution Report was prepared by the Trustee pursuant to Government Trust G-1's Declaration of Trust dated January 15, 1991. The Distribution Report is not intended to be a presentation in accordance with generally accepted accounting principles.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Distribution Report is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Distribution Report. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Distribution Report presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, the information required to be shown therein pursuant to Government Trust G-1's Declaration of Trust as of December
31, 2000 and for the year then ended.


/s/ Arthur Andersen LLP

New York, New York
March 25, 2001

GOVERNMENT TRUST G-1

DECEMBER 31, 2000 DISTRIBUTION REPORT


I. During the year ended December 31, 2000, $40,119,000 was distributed to the holders of the Trust's Zero Coupon Certificates. This amount was attributable to:

    a. Approximately 90% from payments made on the Hellenic Republic of Greece's Promissory Note, and

    b. Approximately 10% from cash receipts relating to United States Treasury Securities in the Securities Trust.

II. The aggregate amount of Zero Coupon Certificates issued by the Trust and outstanding on December 31, 2000 was $222,024,000.

III.The unpaid principal amount of the Hellenic Republic of Greece's
    Promissory Note on December 31, 2000 was $151,177,077.28.

IV. The amount distributed to the holders of the Trust's Zero Coupon Certificates, as set forth in (I) above, together with the Trustee's fees and expenses, was equal to the sum of (a) the amounts paid by the Hellenic Republic of Greece on its Promissory Note during 2000, and
    (b) the payments received by the Trustee from the Securities Trust during 2000. There were no remaining funds in the Trust as of December 31, 2000.


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

NOTE B - G-1 ZERO COUPON CERTIFICATES

The Trust's Zero Coupon Certificates (the "Zero Coupon Certificates") represent an undivided fractional interest in the Trust. Holders of the Zero Coupon Certificates are entitled to semi-annual distributions on May 15 and November 15. The Trust is required to distribute to the Zero Coupon Certificate holders from funds held by the Trust, amounts equal to 90% of the principal and interest required to be paid by the Borrower on its Promissory Note (see Note C) and payments from the Securities Trust, less amounts paid to the Trustee for periodic fees and expenses. The government securities in the Securities Trust held for the benefit of the Trust consist of U.S. Treasury Securities, and are projected to provide the Trust, on or before each Zero Coupon Certificate Payment Date, with funds equal to at least 10% of the principal and interest due on the Borrower's Promissory
Note on that Zero Coupon Certificate Payment Date.

(continued on next page)

Amortization of the outstanding Zero Coupon Certificate principal of $222,024,000 at December 31, 2000 is scheduled as follows:

Payment Date                          Amount
___________                          _______

May 15, 2001                       12,748,000
November 15, 2001                  12,120,000
May 15, 2002                       11,874,000
November 15, 2002                  11,617,000
May 15, 2003                       11,372,000
November 15, 2003                  11,183,000
May 15, 2004                       14,685,000
November 15, 2004                  17,264,000
May 15, 2005                       16,711,000
November 15, 2005                  16,141,000
May 15, 2006                       15,590,000
November 15, 2006                  15,019,000
May 15, 2007                       13,110,000
November 15, 2007                   9,308,000
May 15, 2008                        6,792,000
November 15, 2008                   6,526,000
May 15, 2009                        3,013,000
November 15, 2009                   1,866,000
May 15, 2010                        1,825,000
November 15, 2010                   1,753,000
May 15, 2011                          688,000
November 15, 2011                   4,006,000
May 15, 2012                        6,813,000
                                    ________
                                 $222,024,000

NOTE C - PROMISSORY NOTE

Interest at 9.0572% is payable by the Borrower on its Promissory Note semi-annually on each Note Payment Date, which is the tenth business day before a Zero Coupon Certificate Payment Date (see Note B). Principal payments on the Promissory Note commenced on November 15, 1998 and are payable on the same basis as interest payments.

The United States of America, acting through the Defense Security Assistance Agency of the Department of Defense, has guaranteed the punctual payment of 90% of the principal and interest due on the Promissory Note.

The Borrower is required to remit to the Trust 100% of the principal and interest due on its Promissory Note. However, to the extent that the total of (a) payments from the Borrower on its Promissory Note, (b) any payments received by the Trust with respect to the Defense Security Assistance Agency's Guaranty, and (c) payments received by the Trust from the Securities Trust, less (d) amounts paid by the Trust to the Trustee for periodic fees and expenses, exceed the required Zero Coupon Certificate Payment, the excess is to be returned to the Borrower.